Form 10-K
period 2006-12-31
MERRILL LYNCH INVESTORS TRUST, SERIES 2006-A2
filed 2007-03-30
CIK 1360975

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130545-06

       Merrill Lynch Mortgage Investors Trust, Series 2006-A2
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196758
  (State or other jurisdiction of                   54-2196759
  incorporation or organization)                    54-2196832
                                                    54-6709426
                                                    54-6717259
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            Not Applicable.

  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

             See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance of GreenPoint Mortgage Funding, Inc. ("Greenpoint") has disclosed the following material noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(1)(i) - There were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; 1122(d)(2)(iv) - The related accounts for each transaction were not separately maintained as set forth in the transaction agreements; and, 1122(d)(3)(ii) - Amounts due to investors were not remitted in accordance with the timeframes set forth in the transaction agreements. As such assessment further states, Greenpoint has (i) established policies and procedures to monitor performance or other triggers and events of default in accordance with the transaction agreements, (ii) separated the commingled funds and established proper custodial and escrow accounts and improved the oversight of establishing such accounts as required by the related agreements and (iii) begun modifying applicable agreements to clarify that mortgage insurance proceeds may be remitted at the time of the remittance of the real estate owned liquidation proceeds or modifying its remittance practice to remit the mortgage insurance proceeds during the next regularly scheduled remittance where required.


               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

               Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, Assessment of Compliance and related Attestation Reports of CitiMortgage Inc, Countrywide Home Loans Servicing LP, and GreenPoint Mortgage Funding Inc., each a servicer, did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers. Each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report.



  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15, exhibit (35).



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

 (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on May
       15, 2006)

(10.1) Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on May
       15, 2006)

(10.2) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc., Countrywide Home Loans Servicing LP and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.3) Assignment, Assumption and Recognition Agreement, dated April 1, 2006 among Merrill Lynch Bank, USA, Countrywide Home Loans Servicing LP, Countrywide Home Loans, Inc. and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.4) Master Mortgage Loan Purchase and Servicing Agreement, dated as of
       November 1, 2004, between Merrill Lynch Bank, USA and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.5) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and GreenPoint Mortgage Funding, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.6) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Holdings, Inc., Merrill Lynch Mortgage Lending, Inc. and GreenPoint Mortgage Funding, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.7) Master Mortgage Loan Purchase and Servicing Agreement, dated as of April
       1, 2003, among Merrill Lynch Mortgage Holdings, Inc., GreenPoint Mortgage Funding Inc. and Terwin Advisors, LLC. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.8) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.9) Mortgage Servicing Purchase and Sale Agreement, dated as of February 27,
       2006, between Merrill Lynch Mortgage Lending, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)


  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.<F1>
      b) CitiMortgage, Inc., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.<F1>
      b) CitiMortgage, Inc., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      e) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.



      b) CitiMortgage, Inc., as Servicer <F1>
      c) Countrywide Home Loans Servicing LP, as Servicer <F1>
      d) GreenPoint Mortgage Funding, Inc., as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>



   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Merrill Lynch Mortgage Investors Trust, Series 2006-A2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Diane Courtney
    Diane Courtney, Vice President

    (senior officer in charge of the servicing function of the master servicer)

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

 (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on May
       15, 2006)

(10.1) Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on May
       15, 2006)

(10.2) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc., Countrywide Home Loans Servicing LP and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.3) Assignment, Assumption and Recognition Agreement, dated April 1, 2006 among Merrill Lynch Bank, USA, Countrywide Home Loans Servicing LP, Countrywide Home Loans, Inc. and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.4) Master Mortgage Loan Purchase and Servicing Agreement, dated as of
       November 1, 2004, between Merrill Lynch Bank, USA and Countrywide Home Loans, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.5) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and GreenPoint Mortgage Funding, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.6) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Holdings, Inc., Merrill Lynch Mortgage Lending, Inc. and GreenPoint Mortgage Funding, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.7) Master Mortgage Loan Purchase and Servicing Agreement, dated as of April
       1, 2003, among Merrill Lynch Mortgage Holdings, Inc., GreenPoint Mortgage Funding Inc. and Terwin Advisors, LLC. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.8) Assignment, Assumption and Recognition Agreement, dated as of April 1,
       2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)

(10.9) Mortgage Servicing Purchase and Sale Agreement, dated as of February 27,
       2006, between Merrill Lynch Mortgage Lending, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on May 15, 2006)


  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.





      a) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      b) CitiMortgage, Inc., as Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      b) CitiMortgage, Inc., as Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      e) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      b) CitiMortgage, Inc., as Servicer
      c) Countrywide Home Loans Servicing LP, as Servicer
      d) GreenPoint Mortgage Funding, Inc., as Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Sarbanes-Oxley Certification.

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080


  Wells Fargo Bank, N.A.
  9062 Old Annapolis Road
  Columbia, MD 21045

  Re:Merrill Lynch Mortgage Investors Trust, Series 2006-A2

  I, Diane Courtney, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, Series 2006-A2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer(s) and based on my knowledge and the compliance review(s) conducted in preparing the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer(s) have fulfilled their obligations under the servicing agreement(s) in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Assurant Inc., as Sub-Contractor, CitiMortgage, Inc., as servicer, Countrywide Home Loans Servicing LP, as servicer, GreenPoint Mortgage and Funding, Inc., as servicer and LandAmerica Tax and Flood Services, as Sub-Contractor.

     Date:    March 30, 2007

     /s/ Diane Courtney
     Signature

     Vice President
     Title
     (senior officer in charge of the servicing function of the master servicer)


EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





EX-33 (b)
(logo) citimortgage

CitiMortgage, Inc.
Capital Markets
1000 Technology Drive
O'Fallon, MO 63368-2240

www.citimortgage.com

Management Assessment of Compliance with Applicable Servicing Criteria


1. CitiMortgage, Inc (the "Servicer") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph
         (d) of Item 1122 of Regulation AB, as set forth in Exhibit A hereto, in connection with the servicing of 1) first lien residential mortgage loans (other than (a) Freddie Mac, Fannie Mae, Ginnie Mae residential mortgage loan securitizations, (b) special bond programs and (c) loans held for its own portfolio) and 2) student loans issued subsequent to January 1, 2006, for which the Servicer performs a particular servicing function pursuant to a servicing agreement with a third party, utilizing the Citilink system (the "Platform") as of and for the year ended December 31, 2006;

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. As set forth in Exhibit A hereto, the Servicer's management has determined that these Vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Servicer's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place designed to provide reasonable assurance that the Vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Servicer's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation
         17.06 for the Vendors and related criteria;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the year ended December 31, 2006;

4. The criteria listed as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to asset-backed securities transactions involving the Platform. For student loan transactions all of the criteria on Exhibit A are inapplicable to the Servicer, except for 1122(d)(3)(i)(A), 1122(d)(3)(i)(B) and 1122(d)(3)(ii), based on the activities it performs with respect to asset-backed securities transactions involving the Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;


(page)


7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.


February 27, 2007


By:    /s/ Herb Gover
Name:  Herb Gover
Title: Executive Vice President, North American Consumer Asset Operations


CitiMortgage, Inc. does business as Citicorp Mortgage in NM.

(logo) A member of citigroup


EXHIBIT A


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

General Servicing Considerations

                   Policies and procedures are instituted to monitor any                X
                   performance or other triggers and events of default in
1122(d)(1)(i)      accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third         X
                   parties, policies and procedures are instituted to monitor the third party's performance and compliance with such
1122(d)(1)(ii)     servicing activities.

                   Any requirements in the transaction agreements to maintain a                                               X
1122(d)(1)(iii)    back-up servicer for the mortgage loans are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                   throughout the reporting period in the amount of coverage            X
                   required by and otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

Cash Collection and Administration

                   Payments on mortgage loans are deposited into the
                   appropriate custodial bank accounts and related bank
                   clearing accounts no more than two business days following          X^i              X^ii
                   receipt, or such other number of days specified in the
1122(d)(2)(i)      transaction agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.           X^iii             X^iv

                   Advances of funds or guarantees regarding collections, cash
                   flows or distributions, and any interest or other fees               X
                   charged for such advances, are made, reviewed and approved
1122(d)(2)(iii)    as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of
                   overcollateralization, are separately maintained (e.g., with                                               X
                   respect to commingling of cash) as set forth in the
1122(d)(2)(iv)     transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
                   insured depository institution" with respect to a foreign            X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)      Securities Exchange Act.


(page)


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                 X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
                   cutoff date, or such other number of days specified in the
                   transaction agreements; (C) reviewed and approved by someone         X
                   other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days
1122(d)(2)(vii)    specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
                   requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the
                   transaction agreements; (B) provide information calculated           X
                   in accordance with the terms specified in the transaction
                   agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal
                   balance and number of mortgage loans serviced by the
1122(d)(3)(i)      Servicer.

                   Amounts due to investors are allocated and remitted in
                   accordance with timeframes, distribution priority and other          X
1122(d)(3)(ii)     terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
                   business days to the Servicer's investor records, or such            X
                   other number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the investor reports agree
                   with cancelled checks, or other form of payment, or                  X
1122(d)(3)(iv)     custodial bank statements.

Pool Asset Administration

                   Collateral or security on mortgage loans is maintained as
                   required by the transaction agreements or related mortgage          X^v              X^vi
1122(d)(4)(i)      loan documents.

                   Mortgage loan and related documents are safeguarded as                               X^vii
1122(d)(4)(ii)     required by the transaction agreements

                   Any additions, removals or substitutions to the asset pool
                   are made, reviewed and approved in accordance with any               X
1122(d)(4)(iii)    conditions or requirements in the transaction agreements.

                   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                   posted to the Servicer's obligor records maintained no more
                   than two business days after receipt, or such other number        X^viii             X^ix
                   of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)     documents.

                   The Servicer's records regarding the mortgage loans agree
                   with the Servicer's records with respect to an obligor's             X
1122(d)(4)(v)      unpaid principal balance.


(page)


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

                   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                   made, reviewed and approved by authorized personnel in               X
                   accordance with the transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as applicable) are                   X
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
1122(d)(4)(vii)    transaction agreements.

                   Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in
                   the transaction agreements, and describe the entity's                X
                   activities in monitoring delinquent mortgage loans
                   including, for example, phone calls, letters and payment
                   rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)   temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates of return for
                   mortgage loans with variable rates are computed based on the         X
1122(d)(4)(ix)     related mortgage loan documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                   transaction agreements; (B) interest on such funds is paid,         X^x              X^xi
                   or credited, to obligors in accordance with applicable
                   mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)      number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
                   bills or notices for such payments, provided that such             X^xii            X^xiii
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of
1122(d)(4)(xi)     days specified in the transaction agreements.

                   Any late payment penalties in connection with any payment to
                   be made on behalf of an obligor are paid from the Servicer's      X^xiv              X^xv
                   funds and not charged to the obligor, unless the late
1122(d)(4)(xii)    payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
                   two business days to the obligor's records maintained by the      X^xvi             X^xvii
                   Servicer, or such other number of days specified in the
1122(d)(4)(xiii)   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
                   recognized and recorded in accordance with the transaction           X
1122(d)(4)(xiv)    agreements.

                   Any external enhancement or other support, identified in
                   Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,           X
1122(d)(4)(xv)     is maintained as set forth in the transaction agreements.


1 Check only criteria that Servicer neither performs nor takes responsibility for the performance of a Vendor.

2 If checked, describe in footnote any portion of the applicable criterion that is not performed by the Servicer
(because performed by Vendor or performed by another servicing function participant). See footnotes to Exhibit A at end of document.

3 If checked, describe in footnote the portion of the applicable criterion (if less than all) that is performed by the Vendor. See footnotes to Exhibit A at end of document.



(page)


Footnotes to Exhibit A Servicing Criteria

i The servicer performs all of the criterion 1122(d)(2)(i) except for the lockbox function, which is a specific, limited activity.
ii The vendor performs only the lockbox function for criterion 1122(d)(2)(i). iii The servicer under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors and/or the paying agent for their disbursement to investors. The paying agent (another party participating in the servicing function for which the servicer is not the responsible party) makes authorized disbursements to investors.
iv Under criterion 1122(d)(2)(ii), in specific, limited instances the tax and insurance monitoring vendors make disbursements on behalf of an obligor.
v The servicer prepares and ships the required loan documents to the vendor that performs the custodian function.
vi The vendor performs the custodian function.
vii The vendor performs the custodian function.
viii The servicer performs all of the criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity.
ix The vendor performs only the lockbox function for criterion 1122(d)(4)(iv).
x The servicer performs all of the functions under criterion 1122(d)(4)(x) except for specific, limited tax and insurance monitoring activity performed by vendors.
xi The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(x).
xii The servicer performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring activity performed by vendors.
xiii The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xi).
xiv The servicer performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring activity performed by vendors.
xv The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xii).
xvi The servicer performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring activity performed by vendors.
xvii The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xiii).





EX-33 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (d)
GreenPoint Mortgage Funding, Inc.
Certification Regarding Compliance with Applicable Servicing Criteria

1. GreenPoint Mortgage Funding, Inc, ("GreenPoint") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which GreenPoint acted as servicer involving residential mortgage loans (the "Platform");

2. GreenPoint has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and GreenPoint elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, GreenPoint used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to GreenPoint based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. GreenPoint has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

6. GreenPoint has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. GreenPoint has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Ernst & Young, a registered public accounting firm, has issued an attestation report on GreenPoint's assessment of compliance with the applicable servicing criteria for the Reporting Period.

February 28, 2007

GreenPoint Mortgage Funding, Inc.

By: /s/ Michael DeFrancesco
Name:  Michael DeFrancesco
Title: Senior Vice President,
Loan Administration


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

                                General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in             X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third
                 parties, policies and procedures are instituted to monitor         X
                 the third party's performance and compliance with such
                 servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a                                          X
                 back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                 throughout the reporting period in the amount of coverage          X
                 required by and otherwise in accordance with the terms of
                 the transaction agreements.

                                Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the appropriate
                 custodial bank accounts and related bank clearing accounts no      X                X(1)
                 more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or    X
                 to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash
                 flows or distributions, and any interest or other fees charged     X
                 for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g., with       X
                 respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured
                 depository institution" with respect to a foreign financial        X
                 institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized      X
                 access.



(page)



                                                                                                               INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts.
                 These reconciliations are (A) mathematically accurate;
                 (B) prepared within 30 calendar days after the bank
                 statement cutoff date, or such other number of days                X
                 specified in the transaction agreements; (C) reviewed and
                 approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90
                 calendar days of their original identification, or such
                 other number of days specified in the transaction
                 agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                 Specifically, such reports (A) are prepared in accordance
                 with timeframes and other terms set forth in the transaction
                 agreements; (B) provide information calculated in accordance       X
                 with the terms specified in the transaction agreements;
                 (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and other        X
                 terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or such          X
                 other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree
                 with cancelled checks, or other form of payment, or custodial      X
                 bank statements.

                                Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained as
                 required by the transaction agreements or related mortgage                                            X
                 loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as             X
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool
                 are made, reviewed and approved in accordance with any             X
                 conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                 posted to the Servicer's obligor records maintained no more
                 than two business days after receipt, or such other number         X                X(1)
                 of days specified in the transaction agreements, and
                 allocated to principal, interest or other items (e.g.,
                 escrow) in accordance with the related mortgage loan
                 documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans agree
                 with the Servicer's records with respect to an obligor's           X
                 unpaid principal



(page)



                                                                                                               INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                                SERVICING CRITERIA                              SERVICING CRITERIA                 CRITERIA*
                                                                                                Performed
                                                                                                   by
                                                                                                Vendor(s)
                                                                                                for which
                                                                                Performed       GreenPoint
                                                                                 Directly         is the
                                                                                   by           responsible
Reference                               Criteria                                GreenPoint        party

                 balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                 made, reviewed and approved by authorized personnel in             X
                 accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures
                 and repossessions, as applicable) are initiated, conducted         X
                 and concluded in accordance with the timeframes or other
                 requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified
                 in the transaction agreements, and describe the entity's           X
                 activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for mortgage
                 loans with variable rates are computed based on the related        X
                 mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as
                 escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                 transaction agreements; (B) interest on such funds is paid,        X
                 or credited, to obligors in accordance with applicable
                 mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or
                 expiration dates, as indicated on the appropriate bills or
                 notices for such payments, provided that such support has been                      X(2)
                 received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to
                 be made on behalf of an obligor are paid from the Servicer's                        X(2)
                 funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the       X
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction         X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is                                              X
                 maintained as set forth in the transaction agreements.



(1) The servicer has elected to take responsibility for assessing compliance with such servicing criteria as permitted by the Interpretation 17.06 of the SEC Division of Finance telephone interpretation with respect to the initial processing of cash receipts at the lockbox

(2) The servicer will obtain an assertion of management and an accompanying 1122 attestation report from the vendor performing such activities.


(page)


APPENDIX B*

1. GreenPoint has identified the following noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Platform during the year ended December 31, 2006 as follows:

1122(d)(1)(i) - GreenPoint did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.

1122(d)(3)(ii) - In certain situations where GreenPoint has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.


2. GreenPoint has implemented the following remediation procedures:

1122(d)(1)(i) - GreenPoint has active monitoring of the entire portfolio and at investor levels but not at the securitization transaction level. GreenPoint will establish policies and procedures to monitor performance or other triggers and events of default in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint has separated the commingled funds and established proper custodial and escrow accounts and improved the oversight of establishing such accounts as required by the related agreements.

1122(d)(3)(ii) - GreenPoint is modifying applicable agreements to clarify that such mortgage insurance proceeds may be remitted at the time of the remittance of the REO liquidation proceeds or modifying its remittance practice to remit the mortgage insurance proceeds during the next regularly schedule remittance where required.


*Accountants' attestation report covers only paragraph 1 of this Appendix B





EX-33 (e)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229
Section 1122(d) (4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.


By:   /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (h)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may

1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007



2





EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Telephone 314 444 1400
Fax       314 444 1470
Internet  www.us.kpmg.com

Report of Independent Registered Public Accounting Firm

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assessment, included in the accompanying Management's Assessment of Compliance with Applicable Servicing Criteria, that CitiMortgage, Inc. (the Servicer) complied with the servicing criteria set forth in paragraph (d) of Item 1122 of the Securities and Exchange Commission's Regulation AB in connection with the servicing of 1) first lien residential mortgage loans (other than (a) Freddie Mac, Fannie Mae, Ginnie Mae residential mortgage loan securitizations, (b) special bond programs and (c) loans held for its own portfolio) and 2) student loans issued subsequent to January 1, 2006 (for which the Servicer only performs criteria 1122(d)(3)(i)(A), 1122(d)(3)(i)(B) and 1122(d)(3)(ii)) for which the Servicer performs a particular servicing function pursuant to a servicing agreement with a third party utilizing the Citilink system (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(2)(iv), which the Servicer has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Servicer's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Servicer's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Servicer processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Servicer during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Servicer during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with the servicing criteria.

As described in the accompanying Management Assessment of Compliance with Applicable Servicing Criteria, for certain servicing criteria outlined in Exhibit A, the Servicer has engaged various vendors to perform the activities required by these servicing criteria. The Servicer has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, the Servicer has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors'


(page)


activities comply in all material respects with the servicing criteria applicable to each vendor. The Servicer is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Servicer's eligibility to apply Interpretation 17.06.

In our opinion, management's assessment that the Servicer complied with the aforementioned servicing criteria, including certain servicing criteria outlined in Exhibit A in the accompanying Management Assessment of Compliance with Applicable Servicing Criteria, for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2007



KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102

Phone: (703) 747-1000
www.ey.com


Report of Independent Registered Public Accounting Firm

Board of Directors
GreenPoint Mortgage Funding, Inc.

We have examined management's assertion included in the accompanying report of Certification Regarding Compliance with Applicable Servicing Criteria, that GreenPoint Mortgage Funding, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the
Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(1)(i) - There were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; 1122(d)(2)(iv) - The related accounts for each transaction were not separately maintained as set forth in the transaction agreements; and, 1122(d)(3)(ii) - Amounts due to investors were not remitted in accordance with the timeframes set forth in the transaction agreements.

The information in the Certification Regarding Compliance with Applicable Servicing Criteria in Item 2 of Appendix B (i.e., remediation procedures) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.

/s/ Ernst & Young LLP

March 1, 2007





EX-34 (e)
(logo) Grant Thornton

Accountants and Business Advisors


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ Grant Thornton LLP

Irvine, CA
February 20, 2007


18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (b)
(logo)citimortgage

CitiMortgage, Inc.
Capital Markets
1000 Technology Drive
O'Fallon, MO 63368-2240

www.citimortgage.com


1123 - Servicer Compliance Statement
2006 Transactions

I, Herb Gover, Executive Vice President North American Consumer Asset Operations, certify that:


(a) A review of CitiMortgage, Inc. (the "Servicer") activities during the 12 month period ending December 31, 2006 ("Reporting Period") and of its performance under the applicable servicing agreement as identified on Schedule A has been made under my supervision.

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout the Reporting Period.


February 27, 2007

By:/s/Herb Gover
Name: Herb Gover
Title: Executive Vice President, North American Consumer Asset Operations



CitiMortgage, Inc. does business as Citicorp Mortgage in NM.
AmemberofCitigroup*

(page)

Schedule A

1123 - 2006 SEC Listed transactions


                                                          Primary    Master         Trust
Security                                  Investor Code   Servicer   Servicer     Administrator
Bayview 2006-A                               9059           X
Bayview 2006-B                               9075           X
CMALT 2006-Al                                9137-9142      X                     X
CMALT 2006-A2                                9151-9154      X                     X
CMALT 2006-A3                                9171-9176      X                     X
CMALT 2006-A4                                9177-9182      X                     X
CMALT 2006-A5                                9183-9190      X                     X
CMALT 2006-A6                                9202-9206      X                     X
CMALT 2006-A7                                9215-9220      X                     X
CMLTI 2006-4                                  -                      X            X
CMLTI 2006-AR1                                -                      X            X
CMLTI 2006-AR2                                -                      X            X
CMLTI 2006-AR3                               9063-1         X        X            X
CMLTI 2006-AR5                                9063          X        X            X
CMLTI 2006-AR6                                9063          X        X            X
CMLTI 2006-AR7                                9063          X        X            X
CMLTI 2006-AR8                                9063          X        X            X
CMLTI 2006-AR9                                -                      X            X
CMSI 2006-01                                 9127-9136      X                     X
CMSI 2006-02                                 9143-9150      X                     X
CMSI 2006-03                                 9155-9162      X                     X
CMSI 2006-04                                 9163-9170      X                     X
CMSI 2006-05                                 9191-9197      X                     X
CMSI 2006-06                                 9198-9201      X                     X
CMSI 2006-07                                 9207-9214      X                     X
CRMSI 2006-1                                   60010        X                     X
CRMSI 2006-2                                   60020        X                     X
CRMSI 2006-3                                   60030        X                     X
CS ARMT 2006-3                               9067-1         X
LMT 2006-2                                   9060-1         X
MLMI 2006-A2                                  9065          X
MLMI2006-A4                                  9066-1         X
MLMI 2006-AF1                                 9071          X
MLMI 2006-AF2                                 9072          X
SLC Student Loan Trust 2006-1                 -                                   X
SLC Student Loan Trust 2006-2                 -                                   X
SLC Student Loan Trust 2006-A                 -                                   X
WMALT 2006-06                                7589-1         X
BANC OF AMERICA FUNDING 2006-6 TRUST          -                      X
BANC OF AMERICA FUNDING 2006-5 TRUST          -                      X
HSI ASSET CORPOR ATION TRUST 2006-HE2         -                      X
HSI ASSET LOAN OBLIGATION TRUST  2006-2       -                      X


(page)

Schedule A
1123 - 2006 SEC Listed transactions


                                                          Primary     Master        Trust
Security                                  Investor Code   Servicer   Servicer     Administrator

BSABS 2006-AC3                               7904            X
PRIME 2006-CL1                               7903            X






EX-35 (c)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide GP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1





EX-35 (d)
GREENPOINT MORTGAGE FUNDING, INC.

SERVICER COMPLIANCE STATEMENT

MLM 2006-A02

I, Michael De Francesco, an authorized officer of GreenPoint Mortgage Funding, Inc. (the "Servicer"), certify that:

1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (or applicable portion thereof) and of the Servicer's performance under the applicable servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period.


Capitalized terms used but not defined herein have the meanings ascribed to them in the Agreement.

Date: February 28, 2007


/s/ Michael De Francesco
Michael De Francesco
Senior Vice President, Loan Administration





EX-35 (f)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 01, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors Trust, Series 2006-A2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 04/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 01, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors Trust, Series 2006-A2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 04/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.